Form 10-K
GSAMP Trust 2006-HE1
filed 2007-04-02
CIK 1349266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

           Commission file number of issuing entity: 333-127620-16

                              GSAMP Trust 2006-HE1
          (Exact name of issuing entity as specified in its Charter)

                          GS Mortgage Securities Corp.
          (Exact name of depositor as specified in its Charter)

                        Goldman Sachs Mortgage Company
            (Exact name of sponsor as specified in its Charter)

                                           Pooling Tier REMIC 1 61-1500317
                                           Pooling Tier REMIC 2 38-3734272
                                               Lower-Tier REMIC 37-1521769
                                               Upper-Tier REMIC 36-4586507
                                                Class B-1 REMIC 35-2268490
                                                Class B-2 REMIC 61-1500316
                                                Class B-3 REMIC 30-0354338
                    Delaware                      Class X REMIC 32-0171264
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          85 Broad Street
          New York, New York                                    10004
(Address of principal executive offices                     (Zip Code
          of issuing entity)                             of issuing entity)

            Telephone number, including area code of issuing entity:
                               (212) 902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         Not Applicable

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                      PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     Additional Disclosure Item For Regulation AB

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     a) See Exhibits 33 and 34.

     b) Material instances of noncompliance:

       During the Reporting Period, the JPMorgan Chase, National Association has identified the following material instances of noncompliance the Applicable Servicing Criteria.

       CFR  Item   1122(d)(3)(i):   Certain  monthly   investor   reports
       omitted information required by the transaction agreements and/or contained errors in the information presented.

       CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

       Litton Loan Servicing LP has fulfilled all its obligations under this Agreement in all material respects for 2006, except as disclosed below:




       Reconciliations for Asset-Backed Securities Related Bank Account - 1122(d)(2)(vii)(D)

       Our investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations selected for testing. The sum of the reconciling items for those eleven reconciliations was $216,950.

       Adjustments to Interest Rates for Pool Assets With Variables Rates - 1122(d)(4)(ix)

       Our testing of sixty-five adjustable rate mortgages revealed two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrower's note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages selected for testing included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.1

                                      PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)

             Exhibit 4.1 ooling and Servicing Agreement, dated as of January 1, 2006, by and among GS Mortgage Securities Corp., as depositor, Litton Loan Servicing LP, as servicer, J.P. Morgan Trust Company, National Association, as a custodian, U.S. Bank National Association, as a custodian, and Deutsche Bank National Trust Company, as trustee (Filed as Exhibit 4 to Form 8-K on March 8, 2006, and incorporated by reference herein.)

             Exhibit 10.1 Representations and Warranties Agreement, dated as of February 17, 2006, by and between GS Mortgage Securities Corp.
             and Goldman Sachs Mortgage Company (Filed as Exhibit 10.1 to Form 8-K on March 8, 2006, and incorporated by reference herein.)

             Exhibit 10.2 ISDA Master Agreement, dated as of February 17, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.2 to Form 8-K on March 8, 2006, and incorporated by reference herein.)

             Exhibit 10.3 Schedule to the Master Agreement, dated as of February 17, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.3 to Form 8-K on March 8, 2006, and incorporated by reference herein.)

             Exhibit 10.4 Confirmation, dated as of January 24, 2006, by and among Goldman Sachs Capital Markets, L.P., Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, Goldman Sachs Mortgage Company, L.P., and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.4 to Form 8-K on March 8, 2006, and incorporated by reference herein.)

             Exhibit 31 Section 302 Certification.

             Exhibit 33.1 Litton Loan Servicing LP 's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End
             December 31, 2006.

             Exhibit 33.3 JPMorgan Chase Bank, National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.4 U.S. Bank National Association's Annual
             Report on Assessment of Compliance for Year End
             December 31, 2006.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Litton Loan Servicing LP 's Report (Exhibit 33.1) for Year End December 31, 2006.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.2) for Year End December 31, 2006.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for JPMorgan Chase Bank, National Association's Report (Exhibit 33.4) for Year End
             December 31, 2006.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association's Report (Exhibit 33.5) for Year End December 31, 2006.

             Exhibit 35.1 Litton Loan Servicing LP 's Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.





                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: GS Mortgage Securities Corp.,
                                          as Depositor

                                      By:  /s/ Michelle Gill
                                           Michelle Gill
                                           Vice President


     Date: March 30, 2007








     EXHIBIT INDEX

     Exhibit Document

      4.1 Pooling and Servicing Agreement, dated as of January 1, 2006, by and among GS Mortgage Securities Corp., as depositor, Litton Loan Servicing LP, as servicer, J.P. Morgan Trust Company, National Association, as a custodian, U.S. Bank National Association, as a custodian, and Deutsche Bank National Trust Company, as trustee (Filed as Exhibit 4 to Form 8-K on March 8,2006, and incorporated by reference herein.)

      10.1 Representations and Warranties Agreement, dated as of February 17, 2006, by and between GS Mortgage Securities Corp. and Goldman Sachs Mortgage Company (Filed as Exhibit 10.1 to Form 8-K on March 8, 2006, and incorporated by reference herein.)

      10.2 ISDA Master Agreement, dated as of February 17, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.2 to Form 8-K on March 8, 2006 and incorporated by reference herein.)

      10.3 Schedule to the Master Agreement, dated as of February 17, 2006, by and between Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.3 to Form 8-K on
           March 8, 2006, and incorporated by reference herein.)

      10.4 Confirmation, dated as of January 24, 2006, by and among Goldman Sachs Capital Markets, L.P., Goldman Sachs Mitsui Marine Derivatives Products, L.P., the swap provider, Goldman Sachs Mortgage Company, L.P., and Deutsche Bank National Trust Company, the trustee (Filed as Exhibit 10.4 to Form 8-K on March 8, 2006, and incorporated by reference herein.)

      31   Section 302 Certification.

      33.1 Litton Loan Servicing LP 's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 JPMorgan Chase Bank, National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 U.S. Bank National Association's Annual Report on Assessment of Compliance for Year End

      34.1 Attestation Report on Assessment of Compliance with
           Servicing Criteria for Litton Loan Servicing LP 's Report (Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.2) for Year End December 31, 2006.

      34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for JPMorgan Chase Bank, National Association's Report (Exhibit 33.4) for Year End December 31, 2006.

      34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association's Report
           (Exhibit 33.5) for Year End December 31, 2006.

      35.1 Litton Loan Servicing LP 's Annual Statement of Compliance for Year End December 31, 2006.